Form 10-Q
period 1995-03-31
WELLSTEAD INDUSTRIES INC
filed 1995-05-31
CIK 769626

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the quarterly period ended   March 31, 1995  .
                                         -------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from ____________ to ____________.

                         Commission file number 2-97923C

                           WELLSTEAD INDUSTRIES, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        35-1636466
     -------------------------------                     -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                581 BOYLSTON STREET, SUITE 500, BOSTON, MA  02116
           ----------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

    Registrant's telephone number including area code:     (617) 424-8090
                                                       --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X            NO
                                  -----              ------

Indicate the number of shares outstanding or each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Shares outstanding at May 5, 1995
     -------------------           ---------------------------------
        Common Stock                           1,184,040

                         PART 1 -- FINANCIAL INFORMATION

     This report is filed for Wellstead Industries, Inc. The interim financial statements have not been examined by independent accountants, but in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation.

ITEM 1 -- FINANCIAL STATEMENTS

                           WELLSTEAD INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                                 (in thousands)


                                                          March 31,     December 31,
              ASSETS                                        1995          1994
                                                            ----          ----

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . .     $    508         $    109
Receivables:
  Trade, less allowance for doubtful
      accounts of $2,008 and
      $1,977 respectively. . . . . . . . . . . . . .        3,823            4,456
  Inventories. . . . . . . . . . . . . . . . . . . .        4,401            5,085
  Prepaids . . . . . . . . . . . . . . . . . . . . .          120              145
  Other. . . . . . . . . . . . . . . . . . . . . . .           46               58
                                                          -------          -------

  Total current assets . . . . . . . . . . . . . . .        8,898            9,853
                                                          -------          -------

Land & Buildings held for sale, less valuation
  allowance of $765. . . . . . . . . . . . . . . . .        1,135            1,135

Property, plant and equipment, at cost:
  Building and improvements. . . . . . . . . . . . .            0              399
  Machinery and equipment. . . . . . . . . . . . . .        1,957            2,583
                                                          -------          -------

  Less accumulated depreciation. . . . . . . . . . .        1,595            1,743
                                                          -------          -------
                                                              362            1,239
                                                          -------          -------

Other assets:
  Cost in excess of net assets
      of businesses acquired . . . . . . . . . . . .        5,311            5,341
  Other intangibles, net . . . . . . . . . . . . . .          560              809
  Other. . . . . . . . . . . . . . . . . . . . . . .          427              226
                                                          -------          -------
                                                            6,298            6,376
                                                          -------          -------

  Total assets . . . . . . . . . . . . . . . . . . .      $16,693          $18,603
                                                          -------          -------
                                                          -------          -------

  The accompanying notes are an integral part of the consolidated financial statements.

                           WELLSTEAD INDUSTRIES, INC.
                     CONSOLIDATED BALANCE SHEETS (unaudited)
                                 (in thousands)



                                                                           March 31,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1995          1994
                                                                            ----          ----
Current Liabilities:
  Notes payable to banks . . . . . . . . . . . . . . . . . . . . . . .  $  4,734       $  5,450
  Current maturities of long-term obligations. . . . . . . . . . . . .     3,089          3,110
  Accounts payable, trade. . . . . . . . . . . . . . . . . . . . . . .     4,057          4,014
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     1,963          2,764
                                                                        --------       --------

     Total current liabilities. .  . . . . . . . . . . . . . . . . . .    13,843         15,338
                                                                        --------       --------

Long term debt, less current portion . . . . . . . . . . . . . . . . .     1,914          2,053
                                                                        --------       --------

Redeemable preferred stock, $.01 par value;
Series A; 58,824 shares authorized; none issued;
Series B; 7,500 shares authorized; issued and
outstanding 3,975 shares; Series C; 20,000
shares authorized; issued and outstanding
16,500 shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,047          2,047

Stockholders' (deficiency) equity:
  Preferred stock, $.01 par value, 913,676 shares authorized; none issued

  Common stock, $.01 par value; 4,000,000 shares
  authorized; 1,356,380 shares and 1,282,380
  shares issued in 1994 and 1993, respectively . . . . . . . . . . . .        64             64

  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    37,707         37,707

  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (35,600)       (35,324)

  Common stock held in treasury, at cost,
  172,334 shares . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,282)        (3,282)
                                                                        --------       --------

  Total stockholders' (deficiency) . . . . . . . . . . . . . . . . . .    (1,111)          (835)
                                                                        --------       --------

  Total liabilities and stockholders' equity . . . . . . . . . . . . .   $16,693        $18,603
                                                                        --------       --------
                                                                        --------       --------


     The accompanying notes are an integral part of the consolidated financial statements.

                           WELLSTEAD INDUSTRIES, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995
                   (in thousands except for per share amounts)






                                                       1995           1994
                                                       ----           ----
Net sales. . . . . . . . . . . . . . . . . .         $ 8,616        $13,101

Cost of sales. . . . . . . . . . . . . . . .           6,996         10,268
                                                     -------        -------

Gross profit . . . . . . . . . . . . . . . .           1,620          2,833

Selling, general and administrative expenses           1,597          2,704
                                                     -------        -------

Income from operations . . . . . . . . . . .              23            129
                                                     -------        -------

Nonoperating (income) expense:
  Interest expense . . . . . . . . . . . . .             319            280
  Other, net . . . . . . . . . . . . . . . .             (20)            (5)
                                                      -------        -------

                                                         299            275
                                                      -------        -------

Net (Loss) . . . . . . . . . . . . . . . . .         $  (276)       $  (146)
                                                     -------        -------
                                                     -------        -------

Per share data:
  Net Income (Loss). . . . . . . . . . . . .          $ (.23)        $ (.13)
                                                      -------        -------

  Weighted average shares outstanding. . . .           1,184          1,109
                                                      -------        -------
                                                      -------        -------



     The accompanying notes are an integral part of the consolidated financial statement.

                           WELLSTEAD INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1994
                                 (in thousands)



                                                                      1995           1994
                                                                     -------        -------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (276)        $ (146)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .        139            308
  Provision for losses on accounts receivable. . . . . . . . . .         31             30
  Provision for losses on inventory. . . . . . . . . . . . . . .         12
  Valuation allowance on fixed assets held for sale,
    net of gain on disposals . . . . . . . . . . . . . . . . . .
  Gain on sale of assets . . . . . . . . . . . . . . . . . . . .          3
  Write-down of investment in PPI. . . . . . . . . . . . . . . .          2

Changes in operating assets and liabilities, net of effects
 from sale of investment interest in PPI in 1995:
  Lockbox cash . . . . . . . . . . . . . . . . . . . . . . . . .       (265)
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . .       (203)          (879)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . .       (412)          (104)
  Prepaids and other . . . . . . . . . . . . . . . . . . . . . .        (44)          (220)
  Cost and estimated earnings in excess of related billings. . .                       773
  Accounts payable and accrued expenses. . . . . . . . . . . . .        (98)           (62)
  Billings in excess of costs and estimated earnings . . . . . .       (690)
                                                                     -------        -------
Net cash provided (used in) by operating activities. . . . . . .     (1,111)          (990)
                                                                     -------        -------
                                                                     -------        -------
Cash flows from investing activities:
  Purchase of property, plant and equipment. . . . . . . . . . .        (16)
  Proceeds from sales of property, plant and equipment . . . . .          9            (74)
  Proceeds from sale of investment interest in PPI . . . . . . .      1,500
  (Increase) decrease in other assets. . . . . . . . . . . . . .         (3)
                                                                     -------        -------

Net cash used in investing activities. . . . . . . . . . . . . .      1,506            (90)
                                                                     -------        -------

Cash flows from financing activities:






  Proceeds from (payments of) notes payable to bank, net . . . .         34          1,205
  Payments of long-term obligations. . . . . . . . . . . . . . .        (33)          (323)
  (Increase) decrease in long-term payables. . . . . . . . . . .     -------        -------

Net cash provided (used in) by financing activities. . . . . . .          1            882
                                                                     -------        -------


                           WELLSTEAD INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
          FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1995 (continued.)
                                 (in thousands)



Increase (decrease) in cash and cash equivalents . . . . . . . .        395           (198)

Cash and cash equivalents at beginning of year . . . . . . . . .         25            410
                                                                     -------        -------

Cash and cash equivalents at end of period . . . . . . . . . . .     $  420         $  212
                                                                     -------        -------
                                                                     -------        -------

     The accompanying notes are an integral part of the consolidated financial statements.

                           WELLSTEAD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Financial Statements (unaudited)

The consolidated financial statements have been prepared without audit and include all normal recurring adjustments, necessary to present fairly the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Operating results for interim periods are not necessarily indicative of the results expected for the full year. The consolidated financial statements should be read in conjunction with the Annual Report to stockholders and the Annual Report on Form 10-K.

2.   Inventories

Inventories are comprised of the following amounts:


                                                   March 31,           December 31,        March 31,
                                                     1995                1994                1994
                                                  ----------          ----------          ----------
  Raw materials component parts. . . . . . . .    $  119,678          $  415,240          $  410,846
  Resale merchandise . . . . . . . . . . . . .     5,042,367           4,602,056           6,224,076
  Less allowance for slow moving
      inventory. . . . . . . . . . . . . . . .      (761,452)           (802,175)           (410,228)
                                                  ----------          ----------          ----------
                                                  $4,400,593          $4,215,121          $6,224,694



3.   Segment Information

In 1994, the Company operated through two wholly-owned subsidiaries in two business segments. The first segment was the distribution of industrial, health, fire and safety supplies for worker and facilities protection carried out through Control Resource Systems, Inc.("CRSI"). The second segment was the design, fabrication, and installation of custom exhibits for corporate trade show, museums, and parks carried out through Promotion Products, Inc. ("PPI").

In late December 1994, CRSI faced an acute shortage of working capital. In order to raise cash promptly to meet CRSI's need for working capital, on January 9, 1995, the Company sold 86% of its investment in PPI for $1,500,000 to a corporation formed by a group of the Company's shareholders. The value was determined by a valuation conducted by an independent firm selected by the Company's outside unrelated director. The Company holds an option expiring January 31, 1996 to repurchase the equity interest sold in PPI at the same price plus interest and transaction expenses. As a result of the sale, the Company recognized a loss of $3,063,000 in the fourth quarter of 1994 from the write off of PPI goodwill.

In 1995, the Company will no longer consolidate PPI and will begin to account for its remaining investment using the equity method of accounting.
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     NET SALES

     Consolidated net sales for the first quarter ended March 31, 1995, were $8,615,000; which represents a decrease of $4,485,000 or 34.2%. This decrease is primarily a result of PPI sales which are no longer included in the Company's consolidated sales and the exit by the Company during the fourth quarter of 1994 from the asbestos abatement supply business. The industrial safety supply business experienced a 12% decrease in sales as the Company tightened its customer credit standards and refused certain low profit margin orders.

     COST OF SALES/GROSS PROFIT

     Gross profit for the first quarter of $1,620,000 was a decrease of $1,213,000 or 42.8% as compared to the first quarter of 1994. The exclusion of PPI from the gross profit numbers along with the exit from the asbestos abatement business was the main reason for the decline. The safety supply business experienced a slight decline in gross profit from 19.4% in 1994 to 18.9% in 1995 as the Company attempted to liquidate slow moving and excess inventory.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,628,000 or a decrease of $1,075,000 or 39.7% as compared to the first quarter 1994. Not included in the 1995 numbers are the expenses from PPI and the asbestos abatement business. As a percentage of net sales, selling, general and administrative costs decreased to 18.9% as compared to 20.6%. The Company continues to examine all opportunities to decrease operating costs.

     NON-OPERATING (INCOME) AND EXPENSE

     Non-operating expenses increased $22,000 or 7.9% during the first quarter. Interest expense increased by $40,000 or 14.2%. This increase was partially offset by rent income from the Michigan City facility and the gain from the sale of assets.

     NET LOSS

     The Company reported a net loss of $276,000 for the first quarter. As a result of actions to improve margins and to reduce operating expenses the Company expects improved results in the second quarter and for the remainder of the year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     FINANCIAL CONDITION

     Liquidity

     Working capital at March 31, 1995 was a deficit of $4,877,000 compared to a deficit of $5,484,000 as of December 31, 1994. Working capital increased for the quarter primarily as a result of the sale of PPI and a decrease in accounts payable and notes payable to the bank.

     In January, the Company completed the sale of 86% of its investment in PPI for $1,500,000 in cash. In addition, CRSI's primary lender provided a $300,000 overline advance. A portion of the proceeds of the sale and the advance were used for working capital during the first quarter. On March 31, the Company had remaining approximately $700,000 of these cash proceeds in separate accounts to fund CRSI's working capital needs.

     The Company has a revolving credit agreement, which contains a borrowing formula, with a financial subsidiary of a bank. This agreement allows the distribution business to borrow 85% of the eligible accounts receivable plus 50% of the eligible inventory, not to exceed $5,000,000; subject to an overall limitation of $8,500,000. Based on this borrowing formula, the Company had borrowed nearly the maximum allowable amounts as of March 31, 1995. The agreement contains numerous provisions limiting the activities of the Company (see Form 10-K). As of March 31, 1994, the Company was not in compliance with these financial covenants.

     The Company has issued $3,000,000 Secured Subordinated 12% promissory notes due December 31, 1997, with interest due monthly beginning January 1, 1994. These notes contain restrictive covenants similar to the covenants under the revolving credit agreement covenants mentioned above. Since the Company is in default on these covenants, the amount of these notes has been classified as current.

     The Company has placed properties in Indiana and Alabama for sale with an approximate value of $1,100,000. Interest in the properties has been shown by prospective buyers, but no offers have yet been received by the Company. The proceeds from the sale of these properties will be used to reduce debt.

     The Company has not paid dividends, which are due on its Series B and Series C Preferred Stock. The unpaid dividends amount to $190,000 and are cumulative.

     OPERATIONS

     The Company's distribution segment has achieved break even on its operating results in the first quarter, which is an improvement over the fourth quarter. The Company is continuing to take active steps to reduce its operating expenses and working capital. Management intends to carry out further reductions in personnel, operating costs, and inventory. It has tightened credit standards, accelerated collection of past due accounts, and increased prices to low margin accounts. The effect of these actions are expected to result in improved results for CRSI for the remainder of the year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLSTEAD INDUSTRIES, INC.
                                   --------------------------
                                   (Registrant)



Date:    May 22, 1995              /s/:  John W. Burkhart
       ----------------            -------------------------------
                                   John W. Burkhart
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President



Date:    May 22, 1995              /s/: Carmen J. DiCioccio
       ----------------            -------------------------------
                                   Carmen J. DiCioccio
                                   Assistant Treasurer & Secretary